Form 10QSB
period 2000-12-31
UNIVERSAL BIO MEDICAL ENTERPRISES INC
filed 2001-04-30
CIK 1128440

U.S. Securities and Exchange Commission
                  Washington, D.C. 20549
                        Form 10-QSB
     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended December 31, 2000 .
     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from ____________ to _____________
                 Commission file number:

          UNIVERSAL BIO-MEDICAL ENTERPRISES, INC.

(Exact name of small business issuer as specified in its charter)
          Florida                            65-0756378
     (State of incorporation)       (IRS Employer Identification No.)

               3473 S.W. Palm City School Road
                 Palm City, Florida 34990
         (Address of principal executive offices)

                     (561) 287 3340
                (Issuers telephone number)

  Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months
( or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

     APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
       PROCEEDINGS DURING THE PRECEEDING FIVE YEARS

     Check whither the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan court.  Yes ..  No ..
           APPLICABLE ONLY TO CORPORATE ISSUERS.
     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 31, 2000

          Common capital stock   2,155,000 shares
     Transitional Small Business Disclosure Format (Check One)
         Yes [  ]  No [X]



     PART 1   FINANCIAL INFORMATION
     Item 1.   Financial Statements

          UNIVERSAL BIO-MEDICAL ENTERPRISES, INC.
                       & SUBSIDIARY
               REVIEWED FINANCIAL STATEMENTS
                        (Unaudited)

           Three months ended December 31, 2000

     UNIVERSAL BIO-MEDICAL ENTERPRISES, INC.
     & SUBSIDIARY

     TABLE OF CONTENTS

     REPORT OF INDEPENDENT ACCOUNTANT
     FINANCIAL STATEMENTS
        Balance Sheet
        Statement of Operations
        Statement of Stockholders' Deficit
        Statement of Cash Flows
        Notes to Financial



Aaron Stein
CERTIFIED PUBLIC ACCOUNTANT
981 ALLEN LANE
 P.O. BOX 406
WOODMERE, NEW YORK 11598
516-569-0520


INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders of Universal Bio-Medical Enterprises, Inc. & Subsidiary

I have reviewed the accompanying balance sheet of Universal
Bio-Medical Enterprises, Inc. & Subsidiary as of December 31, 2000, and the related statement of operations, stockholders' deficit, and cash flows for the three months then ended. These financial statements are the responsibility of the Company's management.
I conducted my review in accordance with standards established by the American Institute of Certifies Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries pf persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.
Based on my review, I am not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.



Aaron Stein
Woodmere, New York
February 16, 2001




UNIVERSAL BIO-MEDICAL ENTERPRISES, INC. & SUBSIDIARY
BALANCE SHEET
December 31, 2000
(Unaudited)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                          $   0
  Accounts receivable                                        42,265
  Inventory                                                          199,371
  Other current assets                                         3,816

                Total current assets                        245,452

PROPERTY AND EQUIPMENT, net             145,596

                                                                $      391,048

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Checks written in excess of depository balance     $          7,540
  Accounts payable and accrued expenses                       361,344
  Accrued payroll and related taxes                                      73,537
  Loan payable - Stockholders                                           251,869

 Total current liabilities                                             694,290

STOCKHOLDERS' DEFICIT
  Common stock, no  par value, $.001

     2,155,000 issued and outstanding                      2,155
  Additional paid-in capital
                     213,345
           (518,742)

           (303,242)

           $391,048

See review report of independent accountant and notes to financial statements.






UNIVERSAL BIO-MEDICAL ENTERPRISES, INC. &


STATEMENT OF OPERATIONS

Three months ended December 31, 2000
(Unaudited)



REVENUES EARNED                                              $         30,119

COST OF REVENUES EARNED                                       17,091

                 GROSS PROFIT                                           13,028

GENERAL AND ADMINISTRATIVE EXPENSES            84,585
178:
OPERATING LOSS                                                    (71,557)

OTHER EXPENSES
    Interest expense                                                       2,142

LOSS BEFORE PROVISION FOR INCOME TAXES    (73,699)

INCOME TAX EXPENSE

                 NET LOSS                                       $       (73,699)

                                                                        -

LOSS PER SHARE
    Basic                                                    $         (0.034)
194:



AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

    Basic                                                              2,155,000




205:
See review report of independent accountant and notes
to financial statements.
208:
UNIVERSAL BIO-MEDICAL ENTERPRISES, INC. & SUBSIDIARY
STATEMENT OF STOCKHOLDERS' DEFICIT
Three months ended December 31, 2000
(Unaudited)
                                               Additional
        	                         Common Stock      Paid-In       Retained
                Shares       Amount   Capital       Earnings          Total

Balance, 9/30/99
             2,155,000    $2,155    $213,345   $ (445,043)    $(229,543)
   (73,699)

Balance, 12/31/00
              2,155,000    $2,155   $213,345     $(518,742)   $ (303,242)

See review report of independent accountant and notes to financial statements.





UNIVERSAL BIO-MEDICAL ENTERPRISES, INC. & SUBSIDIARY
STATEMENT OF CASH FLOWS
Three months ended December 31, 2000
(Unaudited)


CASH FLOWS FROM OPERATING ACTIVITIES
                                                             $(73,699)

   Adjustments to reconcile net loss to net
       cash provided by operating activities:
          Depreciation and amortization                         2,770

          Changes in assets and liabilities:
               Accounts receivables                                    5,880

                                                     2,138

  Other assets                                                         1,291

 Aounts payable and accrued expenses              37,885

 Net cash used in operating activities                 (23,735)

CASH FLOWS FROM FINANCING ACTIVITIES
   Increase in bank overdraft                                              7,540

   Loan payable - Stockholders                                       15,985

 Net cash provided by financing activities                     23,525

        NET INCREASE IN CASH
      AND CASH EQUIVALENTS                                     (210)

CASH AND CASH EQUIVALENTS, Beginning             210


CASH AND CASH EQUIVALENTS, Ending   $         -

SUPPLEMENTAL DISCLOSURE OF
 CASH FLOW INFORMATION $0


   Income taxes paid                                         $           -

See review report of independent accountant and notes to financial statements.

280:

UNIVERSAL BIO-MEDICAL ENTERPRISES, INC.

                   NOTES TO FINANCIAL STATEMENTS
NOTE 1   ORGANIZATION, NATURE OF BUSINESS AND
SIGNIFICANT ACCOUNTING POLICIES

  Organization
Universal Bio-Medical Enterprises, Inc. (the Company) was originally incorporated in Florida as Cypro Products, Inc. on April 14, 1997.
  On April 17, 1998 the Company filed a Certificate of Amendment to its Certificate of Incorporation changing its corporate name to Cypro Environmental Group, Inc. On August 30, 1999 the Company filed a Certificate of Amendment to its Certificate of Incorporation changing its corporate name to Universal Bio-Medical Enterprises, Inc. The capital structure of the corporation continues to be an authorization of 10,000,000 shares of common stock having no par value. The Company's only operations are through its wholly owned subsidiary, which was acquired on May 6, 1998.
Bio-Analytic Laboratories, Inc. (Bio)

  Nature of Operations
The Company was organized primarily to serve as a holding company that would engage in the acquisition of independent businesses involved in the development, manufacturing and marketing of cost sensitive products and services that enhance the quality of human life.

 Significant Accounting Policies
Principles of Consolidation   The consolidated financial statements
include the accounts of Universal Bio-Medical Enterprises, Inc. and its wholly owned subsidiary, Bio-Analytic Laboratories, Inc. All significant intercompany accounts and transactions have been eliminated in the consolidation of the Company's subsidiary Use of Estimates in
Financial Statements   Management uses estimates and assumptions in
preparing these financial statements in accordance with
generally accepted accounting principles.   Those estimates and
assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were used.


  UNIVERSAL BIO-MEDICAL ENTERPRISES, INC.
               NOTES TO FINANCIAL STATEMENTS
  Cash and Cash Equivalents   For purposes of reporting cash
flows, the Company considers all cash accounts, which are not subject to withdrawal restrictions or penalties, as cash and cash equivalents in the accompanying balance sheet.

  Fixed Assets   For assets sold or otherwise disposed of,
the cost and related accumulated depreciation are removed from the accounts and any related gain or loss is reflected in income for the period. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

  Income Taxes   The Company accounts for income taxes
under Statement of Financial Accounting Standard 109, Accounting for Income Taxes. Statement 109 requires the Company to account for income taxes under an asset and liability method that recognizes deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the tax and financial reporting basis of certain assets and liabilities.

  Earnings Per Common Share   Basic loss per common
share is computed using the weighted average number of common shares outstanding during the year.

  Comprehensive Income   The Financial Accounting
Standards Board has issued FASB
Statement No. 130 Reporting Comprehensive Income
effective for fiscal years beginning   after December 31, 1997.
Since the Company has no items of "other comprehensive income" for the year ended September 30, 2000 Statement No. 130 does not apply for this year.

  Inventories   Inventories are stated at the lower of
cost (first-in, first- out method) or   market


  NOTE 2   ACQUISITION OF SUBSIDIARY

  On May 6, 1998 the Company entered into an agreement with Eutro Group Holding, Inc. under which Bio-Analytic Laboratories, Inc.
 (Bio) became a wholly owned subsidiary of Universal Bio-Medical
Enterprises, Inc. Bio is a 28-year old manufacturer of reagents for some of the more popular chemistry analyzers used in clinical laboratories. Additionally, Bio is currently developing cost effective analytical systems for the global health care market.
The current years decrease in revenue is in part due to upgrading its product line and establishing new products.

  Item 2.  Management's Discussion and Analysis or
Plan of Operation.

  The following should be read in conjunction with the financial statements and notes thereto appearing in Item
1 of this Form 10-QSB.

  Universal plans to execute its business objectives
by being a holding company that will acquire and manage companies as inter-related operating subsidiaries.
Universal intends to   acquire businesses that provide effective
solutions to escalating health care costs through   management
of available resources or through the development and
marketing of   technologies that impact the way health care is
delivered. Profiles of potential target   companies include
those that refurbish and recycle capital equipment to
developing   countries, developers, distributors and
marketers of point of care and over the counter
diagnostic products, manufacturers of clinical laboratory
products and reagents, companies   that address niche
markets in the clinical laboratory arena and companies
that assure human   wellness by ensuring and monitoring the
quality of our environment. In addition to its operating subsidiaries, the company intends to form strategic alliances with leading edge biotechnology companies that have unique products not otherwise available.
  Universal also seeks to establish alliances with several leading research centers and universities to serve as a pipeline for commercialization of new products.


                PART II   OTHER INFORMATION
  Item 1.  Legal Proceedings

  (a)    Pending legal proceedings
  On December 31, 2000, Bio-Analytic Laboratories,
Inc., a wholly owned subsidiary, had a legal proceeding filed against it for the possession of a Hitachi 717 Analyzer. This legal proceeding was originally filed on may 3, 2000.
The monetary amount involved is $40,000.   Bio
does not contest this suit and the amount is
included in Universal's debts on its balance   sheet.

  (b) Pending governmental agency procedures
  On December 31, 2000, Universal Bio-Medical
Enterprises, Inc. had no pending   governmental
agency procedures against it and its management
was not aware of any that   were awaiting
submission by any governmental agency against it or its subsidiary.
  Item 2.  Changes in Securities
     (a)    There have been no modifications in the
instruments defining the rights of the holders of
   any class of registered securities.
     (b)    There has been no limitation or qualification

registered securities by the issuance or modification
of any other class of securities.
  There are no legal restrictions on working capital or
limitations upon the payment of
dividends. The only restricting factors in either of
these two items are a paucity of earnings
coupled with a paucity of cash..
  Item 3. Defaults Upon Senior Securities
  As there is only one class of securities authorized
and outstanding, the question of default on
senior securities is not applicable.
  Item 4.  Submission of Matters to a Vote of
Security Holders.
  There has been no submission of any matter
to a vote of security holders during the period
covered by this report, through the solicitation
of proxies or otherwise.
  Item 5.  Other Information.
  Universal is a development stage company
engage primarily in acquiring independent
businesses involved in the development,
manufacture and marketing of cost sensitive   products
and services that enhance the quality of human
life. Its broad focus encompasses   health
monitoring systems that share innovative
laboratory based core technologies. The   rationale
behind the Issuer's buy and build philosophy is
that economies of scale are   achieved by
centralizing the functions of purchasing,
accounting, human resource and   provision of capital
for expansion and marketing.
  (1) Bio-Analytic Laboratories, Inc., herein referred to as Bio, is a twenty-eight year-old manufacturer of reagents used for blood analysis with focus on chemistry. Blood chemistry analysis is the highest in dollar volume of all tests done in clinical laboratories. Bio manufactures many of the reagents for some of the more popular chemistry analyzers used in clinical laboratories. The product menu includes 30 different routine chemistry analytes, the most popular of which are the following:

  Acid                  Phosphatase        Chloride                    LDH
  Albumin               Cholesterol        Magnesium
  Alkaline              Phosphatase        Cholesterol  HDL
Phosphorus
  ALT                   CPK                Potassium
  Amylase               Creatinine         Protein
  AST                   Gamma GT           Sodium
  Bilirubin, Total      Glucose            Triglycerides
  Bilirubin, Direct     Iron               Urea Nitrogen (BUN)
  Calcium               Iron Binding       Uric Acid

  In addition to the laboratory reagents, Bio is expanding its product portfolio with the launch of
several  new, branded, rapid "point of care" chemistry
products. These products include a
revolutionary low cost portable analyzer, the
Bio-Stat Plus, for use in the home or in the
physician's office. Testing is done by applying
blood to a reagent impregnated strip that is
inserted into the analyzer and results read within
minutes. Finger stick blood may be used to test
a broad spectrum of analytes including glucose,
ketones, cholesterol, HDL, LDL,   triglycerides
and Hemoglobin A1c.
  The competitive situation in the diagnostic
field of medicine, and in particular the   manufacture
of reagents, finds a multitude of companies
which have developed   instrumentation and the
reagents necessary for automated large
volume testing.  Many of   these companies also
manufacture reagents for analyzers other
than their own, thereby   creating a very competitive
market.  This does not mean that Bio is
eliminated from this   market, only that it must configure
its products to work on those particular
analyzers in the   same way that an independent
photographic film producer makes film to be
compatible with   cameras produced by various
manufacturers.
  Sources and availability of raw materials and
principal suppliers are readily available from
many chemical companies. Bio makes it a
policy of giving its purchase orders to the lowest   cost
supplier.
  Bio is not dependent on one or a few major
customers for a significant or major part of its
sales. While regrettable, the loss of any single
client would not have a material effect on its
operation.
  The name Bio-Analytic and its hexagon symbols
logo are trademarked.
  During its existence, Bio has complied with all
FDA rules and regulations and has passed all
regularly scheduled and spot inspections. It is
worthy of note that Bio has never had to recall
any of its products.
  The amount spent during the last two fiscal
years for Research and Development is minimal.
Bio did however expend considerable amounts
of time and capital in creating proprietary
formulations for its reagents. These formulations
are now a valuable company asset that does
not appear on its balance sheet
  Costs and effects of compliance with environmental
laws. The nature of its production   process
is such that these costs are not significant and in the
Bio's accounts are charged to   Maintenance
Expense.
  Universal has seven employees. Five are on a permanent basis and two are on a part time basis.
  Corporate affairs are performed by an unsalaried
Board of Directors.
  ITEM  7 DESCRIPTION OF PROPERTY

  (a) Neither Universal nor Bio, its sole subsidiary,
own the offices and the production   facilities
they occupy.
  Universal and Bio share offices and production
facilities in rented space in a building at 3473
S.W. Palm City School Road, Palm City, Florida
34990. The area of these offices is 7800
square feet and the annual rental per square foot
is $5.92 per year. The lease has a life of ten
years and expires August 31, 2009. It is renewable.
  (b)Investing in real estate or mortgages, is not
included in the current business activities of
Universal nor does the present management have
any plans to include it in the foreseeable
future.
  (c)The production and office equipment are
carried in the accounts of the Issuer as indicated   in
the financial statements that make up an integral
part of this form. In addition to their   valuation
it should be known that they are 90% owned and
10% leased. The payment on the   leased
equipment is $399 (telephone system $199,
copier $200) per month for sixty months.   These
leases have an option to purchase the
equipment at the market price prevailing for the equipment at the termination of the lease.
SIGNATURES
 In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
UNIVERSAL BIO-MEDICAL ENTRPRISES, INC.


By:  Mack L. Hunter

Name:  Mack L. Hunter
Title:    President