Form 10QSB
period 2001-03-31
UNIVERSAL BIO MEDICAL ENTERPRISES INC
filed 2001-05-21
CIK 1128440

U.S. Securities and Exchange Commission
                  Washington, D.C. 20549

                        Form 10-QSB

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 2001

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

     APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
       PROCEEDINGS DURING THE PRECEEDING FIVE YEARS
     Check whither the registrant filed all documents and
reports required to be filed by Section 12, 13, or 15(d)
of the Exchange Act after the distribution of securities
under a plan confirmed by a      court.  Yes ..  No ..

           APPLICABLE ONLY TO CORPORATE ISSUERS.
     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 31, 2000,

          Common capital stock   2,155,000 shares

     Transitional Small Business Disclosure Format (Check One)
         Yes [  ]  No [X]

              PART 1   FINANCIAL INFORMATION

     Item 1.   Financial Statements.

          UNIVERSAL BIO-MEDICAL ENTERPRISES, INC.
                       & SUBSIDIARY
               REVIEWED FINANCIAL STATEMENTS
                        (Unaudited)
              Six months ended March 31, 2001

     UNIVERSAL BIO-MEDICAL ENTERPRISES, INC.
     & SUBSIDIARY
     TABLE OF CONTENTS
                                                         Page
     REPORT OF INDEPENDENT ACCOUNTANT                      1

     FINANCIAL STATEMENTS
        Balance Sheet                                         2
        Statement of Operations for the three
          months ended and the six months ended
          March 31, 2001 and 2000                        3-4
        Statement of Stockholders' Deficit                 5
        Statement of Cash Flows                            6
        Notes to Financial Statements                    7-8


     Aaron Stein
     CERTIFIED PUBLIC ACCOUNTANT
     981 ALLEN LANE
     P.O. BOX 406
     WOODMERE, NEW YORK 11598
     516-569-0520


               INDEPENDENT AUDITOR'S REPORT
     To the Board of Directors and Stockholders of Universal Bio-Medical Enterprises, Inc. & Subsidiary

     I have reviewed the accompanying balance sheet of Universal Bio-Medical Enterprises, Inc. & Subsidiary as of March 31, 2001, and the related statement of operations for the three and six months then ended, and the statement of cash flows for the six months then ended. These financial statements are the responsibility of the Corporation's management.

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

     Aaron Stein
     Woodmere, New York
     May 18, 2001

     UNIVERSAL BIO-MEDICAL ENTERPRISES, INC. & SUBSIDIARY
     BALANCE SHEET
     March 31, 2001
     (Unaudited)

     ASSETS

     CURRENT ASSETS
       Cash and cash equivalents                $              -
       Accounts receivable                                42,612
       Inventory                                         160,273
       Other current assets                                3,566
                     Total current assets                206,451
     PROPERTY AND EQUIPMENT, net                         143,381
                                                $        349,832
     LIABILITIES AND STOCKHOLDERS' DEFICIT

     CURRENT LIABILITIES
       Checks written in excess of depository
           balance                              $          7,651
       Accounts payable and accrued expenses             389,617
       Accrued payroll and related taxes                  72,323
       Judgement payable                                  48,000
       Loan payable - Stockholders                       271,056
                     Total current liabilities           788,647

     STOCKHOLDERS' DEFICIT
       Common stock, no  par value, $.001 stated value
         10,000,000 shares authorized,
         2,155,000 issued and outstanding                  2,155
       Additional paid-in capital                        213,345
       Accumulated deficit                              (654,315)
                                                        (438,815)
                                                           $      349,832

     See review report of independent accountant and notes to financial statements.

                               2


     UNIVERSAL BIO-MEDICAL ENTERPRISES, INC. & SUBSIDIARY
     STATEMENT OF OPERATIONS
163:

                                For six months ended
                      March 31, 2001          March 31, 2000
                        (Unaudited)             (Unaudited)
168:
     REVENUES EARNED   $     76,655           $    110,680

     COST OF REVENUES
     EARNED                  72,596                 50,439

             GROSS PROFIT     4,059                 60,241

     GENERAL AND
     ADMINISTRATIVE
     EXPENSES               164,484                197,926

     OPERATING LOSS        (160,425)              (137,685)
181:
     OTHER EXPENSES
         Interest expense     9,347                  7,301
         Loss on disposal
         of equipment        39,500                      -

     LOSS BEFORE PROVISION
     FOR INCOME TAXES      (209,272)              (144,986)
189:
     INCOME TAX EXPENSE           -                      -

            NET LOSS    $  (209,272)          $   (144,986)



     LOSS PER SHARE
         Basic          $   (0.097)            $     (0.067)
198:
199:
     AVERAGE NUMBER OF
     COMMON SHARES
     OUTSTANDING
         Basic            2,155,000                2,155,000


     See review report of independent accountant and
     notes to financial statements.
208:
                                3


     STATEMENT OF OPERATIONS

                                    For three months ended
                            March 31, 2001            March 31, 2000
                               (Unaudited)            (Unaudited)

     REVENUES EARNED        $      46,536           $      110,680

     COST OF REVENUES EARNED       59,076                   50,439

           GROSS PROFIT           (12,540)                  60,241

     GENERAL AND ADMINISTRATIVE
     EXPENSES                      79,899                  197,926

     OPERATING LOSS               (92,439)                (137,685)

     OTHER EXPENSES
        Interest expense            3,634                    7,301
        Loss on disposal of
        equipment                  39,500                        -

     LOSS BEFORE PROVISION FOR
     INCOME TAXES                (135,573)                (144,986)

     INCOME TAX EXPENSE                 -                        -

                  NET LOSS  $    (135,573)          $     (144,986)


     LOSS PER SHARE
        Basic               $      (0.063)          $       (0.067)


     AVERAGE NUMBER OF COMMON
     SHARES OUTSTANDING
        Basic                   2,155,000                2,155,000


     See review report of independent accountant and notes to financial statements.

                                   4


     UNIVERSAL BIO-MEDICAL ENTERPRISES, INC. & SUBSIDIARY
     STATEMENT OF STOCKHOLDERS' DEFICIT
     Six months ended March 31, 2001
     (Unaudited)
261:
                                        Additional
                        Common Stock     Paid-In    Retained
                      Shares     Amount  Capital    Earnings   Total
265:
     Balance, 9/30/99 2,155,000  $2,155 $213,345 $(445,043) $(229,543)

268:
     Net loss                -        -        -  (209,272)  (209,272)
270:
     Balance, 3/31/00 2,155,000  $2,155 $213,345 $(654,315) $(438,815)



275:
276:
277:
278:
279:
280:
281:
282:
283:
284:
     See review report of independent accountant and notes to
     financial statements.
287:
                                 5
289:

     UNIVERSAL BIO-MEDICAL ENTERPRISES, INC. & SUBSIDIARY
     STATEMENT OF CASH FLOWS
     Six months ended March 31, 2001
     (Unaudited)
295:
     CASH FLOWS FROM OPERATING ACTIVITIES
        Net loss                                  $      (209,272)
        Adjustments to reconcile net loss to net
            cash provided by operating activities:
               Depreciation and amortization                4,985
               Changes in assets and liabilities:
                   Accounts receivables                     5,533
                   Inventory                               41,236
                   Other assets                             1,541
                   Accounts payable and accrued expenses   64,944
                   Judgement payable                       48,000


                   Net cash used in operating activities  (43,033)

     CASH FLOWS FROM FINANCING ACTIVITIES
        Increase in bank overdraft                          7,651
        Loan payable Stockholder                           35,172
314:
                   Net cash provided by financing
                   activities                              42,823
317:
                         NET INCREASE IN CASH
                         AND CASH EQUIVALENTS               (210)

     CASH AND CASH EQUIVALENTS, Beginning                    210

     CASH AND CASH EQUIVALENTS, Ending            $            -

     SUPPLEMENTAL DISCLOSURE OF CASH FLOW
     INFORMATION
        Interest paid                             $        9,347

        Income taxes paid                         $            -



     See review report of independent accountant and notes to
     financial statements.
336:
                                     6


     UNIVERSAL BIO-MEDICAL ENTERPRISES, INC.
               NOTES TO FINANCIAL STATEMENTS
     NOTE 1   ORGANIZATION, NATURE OF BUSINESS AND SIGNIFICANT
              ACCOUNTING POLICIES

              Organization
     Universal Bio-Medical Enterprises, Inc. (the Company) was originally incorporated in Florida as Cypro Products, Inc.
     on April 14, 1997. On April 17, 1998 the Company filed a Certificate of Amendment to its Certificate of Incorporation changing its corporate name to Cypro Environmental Group, Inc. On August 30, 1999 the Company filed a Certificate of Amendment to its Certificate of Incorporation changing its corporate name to Universal Bio-Medical Enterprises, Inc.
     The capital structure of the corporation continues to be an authorization of 50,000,000 shares of common stock having no par value.

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

                PART II   OTHER INFORMATION

  Item 1.  Legal Proceedings

     (a)    Pending legal proceedings
  On March 31, 2001, Bio-Analytic Laboratories, Inc.,
  a wholly owned subsidiary, had a legal   proceeding
  filed against it for the possession of a Hitachi 717
  Analyzer. This legal   proceeding was originally filed
  on May 3, 2000. The monetary amount involved is $40,000. Bio-Analytic does not contest this suit and the amount is
  included in Universal's debts on its   balance sheet.
  (b) Pending governmental agency procedures
  On March 31, 2001, Universal Bio-Medical Enterprises, Inc.
  had no pending governmental   agency procedures against it
  and its management was not aware of any that were awaiting submission by any governmental agency against it or its subsidiary.
  Item 2.  Changes in Securities
     (a)    There have been no modifications in the instruments
  defining the rights of the holders of      any class of
  registered securities.
     (b)    There has been no limitation or qualification of
  the rights evidenced by any class of registered securities by the issuance or modification of any other class of securities. There are no legal restrictions on working capital or limitations upon the payment of dividends. The only restricting factors in either of these two items are a paucity of earnings coupled with a paucity of cash.
  Item 3. Defaults Upon Senior Securities
  As there is only one class of securities authorized and
  outstanding, the question of default on senior securities is not applicable.
  Item 4.  Submission of Matters to a Vote of Security Holders.
  There has been no submission of any matter to a vote of
  security holders during the period covered by this report, through the solicitation of proxies or otherwise.
  Item 5.  Other Information.
  Universal is a development stage company engage primarily
  in acquiring independent businesses involved in the development, manufacture and marketing of cost sensitive products and services that enhance the quality of human life. Its broad focus encompasses health monitoring systems that share innovative laboratory based core technologies. The rationale behind the Issuer's buy and build philosophy is that economies of scale are achieved by centralizing the functions of purchasing, accounting, human resource and provision of capital for expansion and marketing.
  (1) Bio-Analytic Laboratories, Inc. is a twenty-eight year-old manufacturer of reagents used for blood analysis with focus on chemistry. Blood chemistry analysis is the highest in dollar volume of all tests done in clinical laboratories. Bio manufactures
  many of the reagents for   some of the more popular chemistry
  analyzers used in clinical laboratories. The product
  menu includes 30 different routine chemistry analytes, the
  most popular of which are the   following:
  Acid  Phosphatase     Chloride        LDH
  Albumin               Cholesterol     Magnesium
  Alkaline Phosphatase  Cholesterol     HDL            Phosphorus
  ALT                   CPK             Potassium      Amylase
  Creatinine            Protein
  AST                   Gamma GT        Sodium
  Bilirubin, Total      Glucose         Triglycerides
  Bilirubin, Direct     Iron            Urea Nitrogen (BUN)
  Calcium               Iron Binding    Uric Acid

  In addition to the laboratory reagents, Bio is expanding its product portfolio with the launch of several new, branded, rapid "point of care" chemistry products. These products include a revolutionary low cost portable analyzer, the Bio-Stat Plus, for use in the home or in the physician's office. Testing is done by applying blood to a strip impregnated with a reagent that is inserted into the analyzer and results read within minutes. Finger stick blood may be used to test a broad spectrum of analytes including glucose, ketones, cholesterol, HDL, LDL, triglycerides and Hemoglobin A1c.
  The competitive situation in the diagnostic field of medicine, and in particular the manufacture of reagents, finds a multitude of companies which have developed instrumentation and the reagents necessary for automated large volume testing. Many of these companies also manufacture reagents for analyzers other than their own, thereby creating a very competitive market.
  This does not mean that Bio is eliminated from this market, only that it must configure its products to work on those particular analyzers in the same way that an independent photographic film producer makes film to be compatible with cameras produced by various manufacturers.
  Sources and availability of raw materials and principal suppliers are readily available from many chemical companies. Bio makes it a policy of giving its purchase orders to the lowest cost supplier.
  Bio is not dependent on one or a few major customers for a significant or major part of its sales. While regrettable, the loss of any single client would not have a material
  effect on its operation.
  The name Bio-Analytic and its hexagon symbols logo are
  trademarked.
  During its existence, Bio has complied with all FDA rules
  and regulations and has passed all regularly scheduled and spot inspections. It is worthy of note that Bio has never
  had to recall any of its products.
  The amount spent during the last two fiscal years for
  Research and Development is minimal.   Bio did however
  expend considerable amounts of time and capital in creating proprietary formulations for its reagents. These formulations are now a valuable company asset that does not appear on its balance sheet
  The costs and effects of compliance with environmental laws.
  The nature of its production process is such that these costs are not significant and in the Bio's accounts are charged to Maintenance Expense.
  Universal has seven employees. Five are on a permanent basis and two are on a part time basis.
  Corporate affairs are conducted by an unsalaried Board of Directors.


  ITEM  7 DESCRIPTION OF PROPERTY

  (a) Neither Universal nor Bio, its sole subsidiary, own the offices and the production facilities they occupy.
  Universal and Bio-Analytic share offices and production facilities in rented space in a building at 3473 S.W. Palm City School Road, Palm City, Florida 34990. The area of these offices is 7800 square feet and the annual rental per square foot is $5.92 per year.
  The lease has a life of ten years and expires August 31, 2009.
  It is renewable.
  (b)Investing in real estate or mortgages, is not included in the current business activities of Universal nor does the present management have any plans to include it in the foreseeable future.
  (c)The production and office equipment are carried in the accounts of the Issuer as indicated in the financial statements that make up an integral part of this form. In addition to their valuation it should be known that they are 90% owned and 10% leased.
  The payment on the leased equipment is $399 (telephone system $199,
  copier $200) per month for sixty months.   These leases have an
  option to purchase the equipment at the market price prevailing for the equipment at the termination of the lease.

  SIGNATURES
  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  UNIVERSAL BIO-MEDICAL ENTRPRISES, INC.
  By:       Mack L. Hunter
  Name:     Mack L. Hunter
  Title:    President