Form 10QSB
period 2001-06-30
UNIVERSAL BIO MEDICAL ENTERPRISES INC
filed 2001-08-22
CIK 1128440

U.S. Securities and Exchange Commission
                  Washington, D.C. 20549

                        Form 10-QSB

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 2001

 [  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
     For the transition period from ____________ to _____________

                 Commission file number:
          UNIVERSAL BIO-MEDICAL ENTERPRISES, INC.
(Exact name of small business issuer as specified in its charter)

           Florida                        65-0756378
 State of incorporation)      (IRS Employer Identification No.)

              3474 S.W. Palm City School Road
                 Palm City, Florida 34990
         (Address of principal executive offices)

                      (561) 287 3340
                (Issuers telephone number)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
       PROCEEDINGS DURING THE PRECEEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes .. No ..

           APPLICABLE ONLY TO CORPORATE ISSUERS.
     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
     As of June 30, 2001,

          Common capital stock   2,155,000 shares

     Transitional Small Business Disclosure Format (Check One)
         Yes [  ]  No [X]


              PART 1   FINANCIAL INFORMATION

     Item 1.   Financial Statements.

          UNIVERSAL BIO-MEDICAL ENTERPRISES, INC.
                       & SUBSIDIARY

               REVIEWED FINANCIAL STATEMENTS
                        (Unaudited)
              Nine months ended June 30, 2001

     UNIVERSAL BIO-MEDICAL ENTERPRISES, INC.
     & SUBSIDIARY
     TABLE OF CONTENTS

     REPORT OF INDEPENDENT ACCOUNTANT
     FINANCIAL STATEMENTS
        Balance Sheet
        Statement of Operations for the three months ended and the six months ended March 31, 2001 and 2000
        Statement of Stockholders' Deficit
        Statement of Cash Flows
        Notes to Financial Statements





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

  (b) Pending governmental agency procedures
  In 1992, the Environmental Protections Agency had a claim and order to correct against the former owners. The correction was not done and no follow-up until 2001. In 2001, the EPA sued Bio-Analytic Laboratories, Inc. The court allowed Judgment and 120 days to correct the problem. The Judge also indicated that the company has a claim against the former officers and directors to recover the cost and damages.

  Item 2.  Changes in Securities
  (b) There have been no modifications in the instruments defining the rights of the holders of any class of registered securities.

  (c) There has been no limitation or qualification of the rights evidenced by any class of registered securities by the issuance or modification of any other class of securities. There are no legal restrictions on working capital or limitations upon the payment of dividends. The only restricting factors in either of these two items are a paucity of earnings coupled with a paucity of cash.

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