Form 10QSB/A
period 2001-06-30
UNIVERSAL BIO MEDICAL ENTERPRISES INC
filed 2001-10-17
CIK 1128440

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


     UNIVERSAL BIO-MEDICAL ENTERPRISES, INC.
     & SUBSIDIARY
     TABLE OF CONTENTS
                                                  PAGE
     REPORT OF INDEPENDENT ACCOUNTANT               4
     FINANCIAL STATEMENTS
          Balance Sheet                             5
          Statement of Operations for the three
            months ended and the Nine months ended
            June 30, 2001 and 2000                 6-7
          Statement of Stockholder's Deficit        8
          Statement of Cash Flows                   9
          Notes to Financial Statements           10-11


     Aaron Stein
     CERTIFIED PUBLIC ACCOUNTANT
                                                  981 ALLEN LANE
                                                     P.O. BOX 406
                                        WOODMERE, NEW YORK 11598
                                                   516-569-0520

               INDEPENDENT AUDITOR'S REPORT

     To the Board of Directors and Stockholders of Universal Bio-Medical Enterprises, Inc. & Subsidiary
     I have reviewed the accompanying balance sheet of Universal Bio-Medical Enterprises, Inc. & Subsidiary as of June 30, 2001, and the related statement of operations for the three and nine months then ended, and the statement of cash flows for the nine months then ended. These financial statements are the responsibility of the Corporation's management.

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

     Aaron Stein
     Woodmere, New York
     October 15, 2001
     UNIVERSAL BIO-MEDICAL ENTERPRISES, INC. & SUBSIDIARY
     BALANCE SHEET
     June 30, 2001



     ASSETS

     CURRENT ASSETS
          Cash and cash equivalents             $        209
          Accounts receivable                         37,799
          Inventory                                  143,976
          Other current assets                         3,566

                      Total current assets           185,550

     PROPERTY AND EQUIPMENT, net                     139,202

                                                $    324,752



     LIABILITIES AND STOCKHOLDERS' DEFICIT

     CURRENT LIABILITIES
          Accounts payable and accrued expenses     414,800
          Accrued payroll and related taxes          74,194
          Judgement payable                          48,000
          Loan payable - Stockholders               277,003

                      Total current liabilities     813,997

     STOCKHOLDERS' DEFICIT
          Common stock, no  par value, $.001 stated value
             50,000,000 shares authorized,
             2,155,000 issued and outstanding        2,155
          Additional paid-in capital               213,345
          Accumulated deficit                     (704,745)

                                                  (489,245)

                                              $    324,752


     See review report of independent accountant and notes to financial statements.


     UNIVERSAL BIO-MEDICAL ENTERPRISES, INC. & SUBSIDIARY
     STATEMENT OF OPERATIONS
168:
                                     For three months ended
                              June 30, 2001        June 30, 2000
                               (Unaudited)         (Unaudited)
172:
     REVENUES EARNED         $       54,667     $      50,800
174:
     COST OF REVENUES EARNED         27,138            30,687

                GROSS PROFIT         27,529            20,113

     GENERAL AND ADMINISTRATIVE
     EXPENSES                        74,270            78,181
181:
     OPERATING LOSS                 (46,741)          (58,068)
183:
     OTHER EXPENSES
         Interest expense             3,689             4,064
186:
     LOSS BEFORE PROVISION FOR
     INCOME TAXES                   (50,430)          (62,132)
189:
     INCOME TAX EXPENSE                 -                 -
191:
                     NET LOSS    $  (50,430)       $  (62,132)
193:
     LOSS PER SHARE
         Basic                   $   (0.023)       $   (0.029)
196:
197:
     AVERAGE NUMBER OF COMMON SHARES
     OUTSTANDING
         Basic                     2,155,000         2,155,000

202:


205:
     See review report of independent accountant and notes to financial statements.
208:
     UNIVERSAL BIO-MEDICAL ENTERPRISES, INC. & SUBSIDIARY
     STATEMENT OF OPERATIONS
211:
212:
                                  For nine months ended
                             June 30, 2001        June 30, 2000
                              (Unaudited)          (Unaudited)
216:
     REVENUES EARNED          $  131,322          $  161,480
218:
     COST OF REVENUES EARNED      99,734              81,126

                 GROSS PROFIT     31,588              80,354

     GENERAL AND ADMINISTRATIVE
     EXPENSES                    238,754             276,107
225:
     OPERATING LOSS             (207,166)           (195,753)
227:
     OTHER EXPENSES
         Interest expense         13,036              11,365
         Loss on disposal of
         equipment                39,500                 -
232:
     LOSS BEFORE PROVISION FOR
     INCOME TAXES               (259,702)           (207,118)
235:
     INCOME TAX EXPENSE                   -                             -

                   NET LOSS  $  (259,702)         $ (207,118)
239:

     LOSS PER SHARE
         Basic              $     (0.121)          $  (0.096)
243:
     AVERAGE NUMBER OF COMMON
     SHARES OUTSTANDING
         Basic                  2,155,000           2,155,000


     See review report of independent accountant and notes to financial statements.
251:

     UNIVERSAL BIO-MEDICAL ENTERPRISES, INC. & SUBSIDIARY
     STATEMENT OF STOCKHOLDERS' DEFICIT
     Nine months ended June 30, 2001
     (Unaudited)
257:
258:
                                    Additional
                    Common Stock     Paid-In   Retained
                Shares       Amount  Capital   Earnings     Total

     Balance,
     9/30/00   2,155,000  $ 2,155   $ 213,345  $ (445,043) $ (229,543)


     Net loss         -         -       -        (259,702)   (259,702)
268:
     Balance,
     6/30/01   2,155,000   $ 2,155  $ 213,345  $ (704,745) $ (489,245)
271:
272:
273:
274:
275:
     See review report of independent accountant and notes to financial statements.

     UNIVERSAL BIO-MEDICAL ENTERPRISES, INC. & SUBSIDIARY
     STATEMENT OF CASH FLOWS
     Nine months ended June 30, 2001
     (Unaudited)
283:
     CASH FLOWS FROM OPERATING ACTIVITIES
        Net loss                                  $    (259,702)
        Adjustments to reconcile net loss to net
     cash provided by operating activities:
               Depreciation and amortization              9,164
               Changes in assets and liabilities:
                  Accounts receivables                   10,346
                  Inventory                              57,533
                  Other assets                            1,541
                  Accounts payable and accrued expenses  91,998
                  Judgement payable                      48,000
295:
                  Net cash used in operating activities (41,120)

     CASH FLOWS FROM FINANCING ACTIVITIES
        Increase in bank overdraft                           -
        Loan payable - Stockholders                      41,119

                  Net cash provided by financing
                   activities                            41,119

                       NET DECREASE IN CASH
                           AND CASH EQUIVALENTS             (1)
307:
     CASH AND CASH EQUIVALENTS, Beginning                   210
309:
     CASH AND CASH EQUIVALENTS, Ending            $         209

     SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
        Interest paid                             $      13,036

        Income taxes paid                         $          -



319:
320:
     See review report of independent accountant and notes to financial statements.

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

     UNIVERSAL BIO-MEDICAL ENTERPRISES, INC.
               NOTES TO FINANCIAL STATEMENTS

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

     NOTE 3    CONTINGENCIES

     On June 27, 2001 a Summary Judgment was granted against the Company in favor of the Florida Department of Environmental Protection for storing hazardous waste without a permit.
     The Company has since removed a large portion of this waste. The total cost of the removal has not yet been determined. No provision has been made on these financial statements for the costs associated with this process. The Company may also seek to litigate against prior officers to collect damages associated with this environmental problem.



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

  The amount spent during the last two fiscal years for Research and Development is minimal. Bio did however expend considerable amounts of time and capital in creating proprietary formulations for its reagents. These formulations are now a valuable company asset that does not appear on its balance sheet. The costs and effects of compliance with environmental laws. The nature of its production process is such that these costs are not significant and in the Bio's accounts are charged to Maintenance Expense. Universal has seven employees. Five are on a permanent basis and two are on a part time basis.

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