Form 10QSB
period 2001-12-31
UNIVERSAL BIO MEDICAL ENTERPRISES INC
filed 2002-11-19
CIK 1128440

U.S. Securities and Exchange Commission
                  Washington, D.C. 20549

                        Form 10-QSB

     [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 2001

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

           APPLICABLE ONLY TO CORPORATE ISSUERS.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
     As of December 31, 2001,

          Common capital stock   3,040,892 shares

     Transitional Small Business Disclosure Format (Check One)
         Yes [  ]  No [X]



              PART 1   FINANCIAL INFORMATION


     Item 1.   Financial Statements.

          UNIVERSAL BIO-MEDICAL ENTERPRISES, INC.
                       & SUBSIDIARY
               REVIEWED FINANCIAL STATEMENTS
                        (Unaudited)

           Three months ended December 31, 2001

     UNIVERSAL BIO-MEDICAL ENTERPRISES, INC.
     & SUBSIDIARY

     TABLE OF CONTENTS

     REPORT OF INDEPENDENT ACCOUNTANT

     FINANCIAL STATEMENTS

          Balance Sheet
          Statement of Operations
          Statement of Stockholder's Deficit
          Statement of Cash Flows
          Notes to Financial Statements



     Aaron Stein
     CERTIFIED PUBLIC ACCOUNTANT
                                           981 ALLEN LANE
                                             P.O. BOX 406
                                        WOODMERE, NEW YORK 11598

               INDEPENDENT AUDITOR'S REPORT


     To the Board of Directors and Stockholders of Universal Bio-Medical Enterprises, Inc. & Subsidiary

     I have reviewed the accompanying balance sheet of Universal Bio-Medical Enterprises, Inc. & Subsidiary as of December 31, 2001, and the related statement of operations for the three months then ended, and the statement of cash flows for the three months then ended. These financial statements are the responsibility of the Corporation's management.

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

     Aaron Stein
     Woodmere, New York
     January 25, 2002


     UNIVERSAL BIO-MEDICAL ENTERPRISES, INC. & SUBSIDIARY

        BALANCE SHEET
        (unaudited)
     December 31, 2001



     ASSETS

     CURRENT ASSETS
          Cash and cash equivalents             $         (2,375)
          Accounts receivable                             31,765
          Inventory                                      140,931
          Other current assets                            (1,250)

                      Total current assets               169,071

     PROPERTY AND EQUIPMENT, net                         135,507

                                                $        304,578



     LIABILITIES AND STOCKHOLDERS' DEFICIT

     CURRENT LIABILITIES
          Accounts payable and accrued expenses         317,786
          Accrued payroll and related taxes              73,668
          Judgement payable                              48,000
          Loan payable - Stockholders                    98,257

                      Total current liabilities         537,711
          Long-Term Liabilities                         261,761
                      Total current liabilities and
                              Long-term liabilities     799,472

     STOCKHOLDERS' DEFICIT
          Common stock, no  par value, $.001 stated value
             50,000,000 shares authorized,
             3,040,892 issued and outstanding             3,041
          Additional paid-in capital                    206,924
          Accumulated deficit                          (704,859)

                                                       (494,894)
                                                $       304,578


     See review report of independent accountant and notes to financial statements.


     UNIVERSAL BIO-MEDICAL ENTERPRISES, INC. & SUBSIDIARY
     STATEMENT OF OPERATIONS

182:
                                                For three months ended
                                                    December 31, 2001
                                                       (Unaudited)
186:
     REVENUES EARNED                             $         168,022
188:
     COST OF REVENUES EARNED                                79,570

                     GROSS PROFIT                           88,452

     GENERAL AND ADMINISTRATIVE EXPENSES                  (367,835)
194:
     OPERATING LOSS                                       (279,383)
196:
     OTHER EXPENSES
         Interest expense                                        -
199:
     LOSS BEFORE PROVISION FOR INCOME TAXES               (281,525)
201:
     INCOME TAX EXPENSE
203:
                     NET LOSS                     $       (281,525)
205:
     LOSS PER SHARE
         Basic                                    $          (0.09)
208:
209:
     AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
         Basic                                           3,040,892

213:
     See review report of independent accountant and notes to financial statements.



     UNIVERSAL BIO-MEDICAL ENTERPRISES, INC. & SUBSIDIARY
     STATEMENT OF STOCKHOLDERS' DEFICIT
     Three months ended December 31, 2001
     (Unaudited)
223:
224:
                                        Additional
                          Common Stock    Paid-In  Retained
                        Shares     Amount Capital  Earnings   Total
228:
     Balance,9/30/2001  3,040,892 $3,041 $213,345 $(726,568) $(511,068)


     Net loss                 -      -       -         -          -
233:
     Balance,12/31/2001 3,040,892 $3,041 $213,345 $(726,568) $(511,068)
235:
236:
237:
238:
239:
     See review report of independent accountant and notes to financial statements.


     UNIVERSAL BIO-MEDICAL ENTERPRISES, INC. & SUBSIDIARY
     STATEMENT OF CASH FLOWS
     Three months ended December 31, 2001
     (Unaudited)
248:
     CASH FLOWS FROM OPERATING ACTIVITIES
        Net loss                                  $     (281,525)
        Adjustments to reconcile net loss to net
           cash provided by operating activities:
               Depreciation and amortization              28,624
               Changes in assets and liabilities:
                  Accounts receivables                    10,346
                  Inventory                               57,533
                  Other assets                             1,541
                  Accounts payable and accrued expenses  268,746
                  Judgement payable                       48,000
260:
                       Net cash used in operating
                       activities                       (133,265)

     CASH FLOWS FROM FINANCING ACTIVITIES
        Increase in bank overdraft                             -
        Loan payable - Stockholders                      133,264

                       Net cash provided by financing
                       activities

                       NET DECREASE IN CASH
                             AND CASH EQUIVALENTS            (1)

     CASH AND CASH EQUIVALENTS, Beginning                   210
275:
     CASH AND CASH EQUIVALENTS, Ending               $      209

     SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
        Interest paid                                $    2,142

        Income taxes paid                            $        -



285:
286:
     See review report of independent accountant and notes to financial statements.


     UNIVERSAL BIO-MEDICAL ENTERPRISES, INC.

               NOTES TO FINANCIAL STATEMENTS

     NOTE 1   ORGANIZATION, NATURE OF BUSINESS AND SIGNIFICANT
              ACCOUNTING POLICIES

              Organization

     Universal Bio-Medical Enterprises, Inc. (the Company) was originally incorporated in Florida as Cypro Products, Inc.
     on April 14, 1997. On April 17, 1998 the Company filed a Certificate of Amendment to its Certificate of Incorporation changing its corporate name to Cypro Environmental Group, Inc. On August 30, 1999 the Company filed a Certificate of Amendment to its Certificate of Incorporation changing its corporate name to Universal Bio-Medical Enterprises, Inc. The capital structure of the corporation has authorized 50,000,000 shares of common stock of no par value.

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

           Significant Accounting Policies

     Principles of Consolidation. The consolidated financial statements include the accounts of Universal Bio-Medical
     Enterprises, Inc. and its wholly owned subsidiary, Bio-Analytic Laboratories, Inc. All significant intercompany accounts and transactions have been eliminated in the consolidation of the Company's subsidiary

     Use of Estimates in Financial Statements.   Management uses
     estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were used.

     Cash and Cash Equivalents.   For purposes of reporting cash
     flows, the Company considers all cash accounts, which are not subject to withdrawal restrictions or penalties, as cash and cash equivalents in the accompanying balance sheet.

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

     Inventories   Inventories are stated at the lower of cost
     (first-in, first- out method) or market.

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

     NOTE 3    CONTINGENCIES

     On June 27, 2001 a Summary Judgment was granted against the subsidiary Company, Bio-Analytic Laboratories, Inc., in favor of the Florida Department of Environmental Protection for storing hazardous waste without a permit. The Company has since removed a large portion of this waste. The total cost of the removal has not yet been determined. No provision has been made on these financial statements for the costs associated with this process. The Company may also seek to litigate against prior officers to collect damages associated with this environmental problem. There is no obligation or exposure to the parent holding company, Universal Bio-Medical Enterprises, Inc.

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

  Universal's operating subsidiary, Bio-Analytic Laboratories, Inc., has had a troubled history and was unable to return to profitability in this Quarter. On November 14, 2001, the Board of Directors of Universal asked the company's financial consultant, Mezzanine Finance Fund LLC., to attend a meeting held at Universal's offices.
  It is worth noting that the principal   creditor of both Bio and
  Universal is Mezzanine. The reason for the meeting was to reach a final decision on the future of Bio. Mr. Alex Besenyo also attended
  this meeting in the   capacity of a potential trustee for the
  liquidation of Bio.

  After long deliberation, the Board decided that liquidation of Bio was the wisest course of action and concluded an agreement with Besenyo under which he assumed the position of trustee with the sole purpose of satisfying as many creditors as possible with funds received from the disposal of Bio's tangible assets. It appears that there is a paucity of tangible assets and Besenyo agreed to accept any remaining funds as partial compensation for his services.

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

  Item 4.  Submission of Matters to a Vote of Security Holders

  There has been no submission of any matter to a vote of security holders during the period covered by this report, through the solicitation of proxies or otherwise.

  Item 5.  Other Information

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

  The competitive situation in the diagnostic field of medicine, and in particular the manufacture of reagents, finds a multitude of companies which have developed instrumentation and the reagents necessary for automated large volume testing. Many of these companies also manufacture reagents for analyzers other than their own, thereby creating a very competitive market. This does not mean that Bio is eliminated from this market, only that it must configure its products to work on those particular analyzers.

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

  ITEM  7 DESCRIPTION OF PROPERTY

  (a) Neither Universal nor Bio, its sole subsidiary, owns the offices and the production facilities they occupy.

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

  UNIVERSAL BIO-MEDICAL ENTRPRISES, INC.
  By:       /s/ Mack L. Hunter
  Name:     Mack L. Hunter
  Title:    President