Form 10QSB
period 2002-03-31
UNIVERSAL BIO MEDICAL ENTERPRISES INC
filed 2002-11-21
CIK 1128440

U.S. Securities and Exchange Commission
                  Washington, D.C. 20549

                        Form 10-QSB

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 2002

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

                      (561) 283 4490
                (Issuers telephone number)

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

           APPLICABLE ONLY TO CORPORATE ISSUERS.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
     As of March 31, 2002,

          Common capital stock   3,040,892 shares

     Transitional Small Business Disclosure Format (Check One)

         Yes [  ]  No [X]



              PART 1   FINANCIAL INFORMATION


     Item 1.   Financial Statements.

          UNIVERSAL BIO-MEDICAL ENTERPRISES, INC.
                       & SUBSIDIARY
               REVIEWED FINANCIAL STATEMENTS
                        (Unaudited)

             Three months ended March 31, 2002



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



     Aaron Stein
     CERTIFIED PUBLIC ACCOUNTANT
                                                981 ALLEN LANE
                                                 P.O. BOX 406
                                           WOODMERE, NEW YORK 11598


               INDEPENDENT AUDITOR'S REPORT

     To the Board of Directors and Stockholders of Universal Bio-Medical Enterprises, Inc. & Subsidiary

     I have reviewed the accompanying balance sheet of Universal Bio-Medical Enterprises, Inc. & Subsidiary as of March 31, 2002, and the related statement of operations for the six months then ended, and the statement of cash flows for the six months then ended. These financial statements are the responsibility of the Corporation's management.

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


     Aaron Stein
     Woodmere, New York
     May 2, 2002


     UNIVERSAL BIO-MEDICAL ENTERPRISES, INC. & SUBSIDIARY
     BALANCE SHEET
     (unaudited)
     March 31, 2002


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


     UNIVERSAL BIO-MEDICAL ENTERPRISES, INC. & SUBSIDIARY
     STATEMENT OF OPERATIONS
181:
182:
                                               For three months ended
                                                   March 31, 2002
                                                     (Unaudited)
186:
     REVENUES EARNED                         $       168,022
188:
     COST OF REVENUES EARNED                          79,570
190:
                     GROSS PROFIT                     88,452
192:
     GENERAL AND ADMINISTRATIVE EXPENSES            (367,835)

     OPERATING LOSS                                 (279,383)
196:
     OTHER EXPENSES
         Interest expense
199:
     LOSS BEFORE PROVISION FOR INCOME TAXES         (281,525)
201:
     INCOME TAX EXPENSE                                   -
203:
                     NET LOSS               $       (281,525)
205:
     LOSS PER SHARE
         Basic                              $          (0.09)
208:
209:
     AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
         Basic                                     3,040,892

213:
     See review report of independent accountant and notes to financial statements.



     UNIVERSAL BIO-MEDICAL ENTERPRISES, INC. & SUBSIDIARY
     STATEMENT OF STOCKHOLDERS' DEFICIT
     Six months ended March 31, 2002
     (Unaudited)
223:
224:
                                Additional
                     Common Stock Paid-In Retained
                        Shares    Amount  Capital  Earnings   Total
228:
     Balance,9/30/2001 3,040,892 $3,041  $213,345 $(726,568) $(511,068)


     Net loss               -      -        -         -          -
233:
     Balance,3/31/2002 3,040,892 $3,041  $213,345 $(726,568) $(511,068)
235:
236:
237:
238:
239:
     See review report of independent accountant and notes to financial statements.


     UNIVERSAL BIO-MEDICAL ENTERPRISES, INC. & SUBSIDIARY
     STATEMENT OF CASH FLOWS
     Six months ended March 31, 2002
     (Unaudited)
248:
     CASH FLOWS FROM OPERATING ACTIVITIES
        Net loss                                  $     (281,525)
        Adjustments to reconcile net loss to net
           cash provided by operating activities:
               Depreciation and amortization              28,624
               Changes in assets and liabilities:
                  Accounts receivables                    10,346
                  Inventory                               57,533
                  Other assets                             1,541
                  Accounts payable and accrued expenses  268,746
                  Judgement payable                       48,000
260:
                       Net cash used in operating a
                       activities                       (133,265)

     CASH FLOWS FROM FINANCING ACTIVITIES
        Increase in bank overdraft                           -
        Loan payable - Stockholders                      133,264

                       Net cash provided by financing
                       activities                            -

                       NET DECREASE IN CASH
                             AND CASH EQUIVALENTS            (1)
273:
     CASH AND CASH EQUIVALENTS, Beginning                   210
275:
     CASH AND CASH EQUIVALENTS, Ending              $       209

     SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
        Interest paid                               $     2,142

        Income taxes paid                           $       -



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

  Universal's operating subsidiary, Bio-Analytic Laboratories, Inc.,
  has had a troubled history   and was unable to return to
  profitability. On November 14, 2001, the Board of Directors of Universal asked the company's financial consultant, Mezzanine
  Finance Fund LLC., to attend   a meeting held at Universal's
  offices. It is worth noting that the principal creditor of Bio and Universal is Mezzanine. The reason for the meeting was to reach a final decision on the future of Bio. Mr. Alex Besenyo also attended this meeting in the capacity of a potential trustee for the liquidation of Bio.

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

  In March, 2002, the Board of Universal approved the final plan submitted to it by the trustee indicated above. Its objective was to close down the Bio operation at the earliest possible date, being ever mindful of the needs of Bio's distributors and customers. This was achieved in part by outsourcing any orders to manufacturers of similar products.

  One hundred percent of Bio's common stock was transferred to Mr.
  Mack Hunter. This stock   will become null and void by April 30,
  2003, as Bio will have been dissolved by that time and its charter surrendered.

  As of March 31, 2002, there are no liabilities, actual or potential, of Bio to Universal.

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

  Item 5.  Other Information.

  In view of the description of events spelled out in Section I,
  Item 2, there is no additional data that would be pertinent.

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