Form 10KSB/A
period 2006-12-31
UNIVERSAL BIO MEDICAL ENTERPRISES INC
filed 2007-10-23
CIK 1128440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549


[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
   OF THE SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended December 31, 2006

[X]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
   OF THE SECURITIES EXCHANGE ACT OF 1934.

   For the transition period from December 31, 2001
   to December 31, 2006

FOR: Universal Bio-Medical Enterprises, Inc.
State or other jurisdiction: Florida
IRS Employer Identification: 65-0756378
Address of principal executive offices:
9102 North Meridian, Suite 250, Indianapolis, IN 46260

Title of each class: Common (No Par Value)
Name of each exchange on which registered: None
Securities registered pursuant to section 12(b) of the Act: None
Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act: NO
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the act: NO

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing required for the past 90 days: NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (*229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (Check one):
Large accelerated filer [ ]
Accelerated filer [ ]
Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Act): YES									[X] Yes     [ ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form: None


PART I

ITEM 1: Business

The company was organized primarily to serve as a holding company that would engage in the acquisition of independent businesses involved in the development, manufacturing and marketing of cost sensitive products and services that enhance the quality of human life. There are no operations at present.
We are negotiating with a manufacturer of medical test equipment to merge with us.

ITEM 1A: Risk factors

Should the manufacturer elect not to honor the agreement to merge. Should a market for high throughput Protein Sequencer not materialize. The Beta Sequencer not performs as expected.
Estimated manufacturing cost not realistic.

ITEM 2: The company has 299,000 shares in its treasury for immediate funding

ITEM 3: There never has been any type legal action involving the company

ITEM 4: There have been no items submitted to security holders since corporation inception.



PART II


Item 5: Market for Registrants Common Equity
There is no market.  None have been sold.

ITEM 6: No financial statements have been prepared since 2001, when certified statements were submitted; the company has:
$225,000.00 worth of convertible debentures bearing 9% interest and due in 2011.
Two notes totaling $69,420 with no due date.
These two items were used to get the only subsidiary sold.

ITEM 7: There have been no corporation discussions pertaining to financials until a merger takes place.

ITEM 7A: See item one A

ITEM 8: No financials available

ITEM 9: No statements available

ITEM 9A: Until the merger is complete we do not have a CPA on retainer.

ITEM 9B: Nothing has occurred during the last 12 months other than discussions with the potential merger company.



PART III


ITEM 10: The officers and directors for the past several years have been:
Mack L. Hunter, President
Donald E. Oatess Secretary.
During the past year, while trying to merge the company, we have added:
Georges Afif as President
Timothy E. Oatess as Treasurer.
We now have a four member board, and Mack Hunter has been elected as-Chairman of the Board.

ITEM 11: There is no executive compensation established at this time.

ITEM 12: Security ownership of certain beneficial owners and management and related stockholder matters.
	  George Afif:    1,000,000   shares
	  Mack L. Hunter:   558,000   shares

ITEM 13: None available

ITEN 14: No audit fees or accounting fees

ITEM 15: No information, proxy's requests, financial statements, or other documents have been sent to the stockholders.
When the merger is complete, a stockholders meeting will be held, officers and directors will be elected, and a complete annual report will be prepared and distributed.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Mack L. Hunter, Registrant

___________________________________
By Mack L. Hunter, Chairman of the Board

___________________________________
Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

___________________________________
By Donald E. Oatess, Secretary

___________________________________
Date


No annual report or proxy material has been sent to security holders.






















4